Form 10-K
period 2019-12-31
Benchmark 2019-B10 Mortgage Trust
filed 2020-03-18
CIK 1766367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-226943-02

Central Index Key Number of the issuing entity: 0001766367

Benchmark 2019-B10 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000835271

JPMorgan Chase Bank, National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4104451 38-4104452 38-4104453 38-7221280 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The 3 Columbus Circle Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the ARC Apartments Mortgage Loan, the Soho Beach House Mortgage Loan and the Tulsa Office Portfolio Mortgage Loan, which constituted approximately 6.5%, 5.2%, 5.2%, 3.5% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 3 Columbus Circle Mortgage Loan which is an asset of the issuing entity and eleven other pari passu loans and two subordinate companion loans, each of which are not assets of the issuing entity, (b) with respect to the Saint Louis Galleria Mortgage Loan which is an asset of the issuing entity and nine other pari passu loans, which are not assets of the issuing entity, (c) with respect to the ARC Apartments Mortgage Loan which is an asset of the issuing entity and one other pari passu loan and two subordinate companion loans, each of which are not assets of the issuing entity, (d) with respect to the Soho Beach House Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the Tulsa Office Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 3 Columbus Circle Mortgage Loan, the ARC Apartments Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the Soho Beach House Mortgage Loan and the Tulsa Office Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 3 Park Avenue Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan, which constituted approximately 5.2% and 1.3%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 3 Park Avenue Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 3 Park Avenue Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the AC Marriott Downtown Tucson Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2019-B9 Mortgage Trust transaction, Commission File Number 333-207132-21 (the “Benchmark 2019-B9 Transaction”). These loan combinations, including the 3 Park Avenue Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B9 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Pace Gallery HQ Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The Pace Gallery HQ Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Pace Gallery HQ Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the GS Mortgage Securities Trust 2019-GC38 transaction, Commission File Number 333-226082-01 (the “GSMS 2019-GC38 Transaction”). This loan combination, including the Pace Gallery HQ Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC38 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Liberty Station Retail Mortgage Loan, which constituted approximately 1.7% of the asset pool of the issuing entity as of its cut-off date.  The Liberty Station Retail Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Liberty Station Retail Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the JPMCC Commercial Mortgage Securities Trust 2019-COR4 transaction, Commission File Number 333-226123-02 (the “JPMCC 2019-COR4 Transaction”). This loan combination, including the Liberty Station Retail Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2019-COR4 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 101 California Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The 101 California Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 101 California Mortgage Loan and seven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CALI Mortgage Trust 2019-101C transaction (the “CALI 2019-101C Transaction”). This loan combination, including the 101 California Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CALI 2019-101C Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Atrium Two Mortgage Loan, which constituted approximately 2.2% of the asset pool of the issuing entity as of its cut-off date.  The Atrium Two Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Atrium Two Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.This loan combination, including the Atrium Two Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Atrium Two loan combination in the CF 2019-CF1 Mortgage Trust transaction, Commission File Number 333-228697-01 (the “CF 2019-CF1 Transaction”).  After the closing of the CF 2019-CF1 Transaction on April 30, 2019, this loan combination, including the Atrium Two Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CF 2019-CF1 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Vie Portfolio Mortgage Loan, which constituted approximately 1.5% of the asset pool of the issuing entity as of its cut-off date.  The Vie Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Vie Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Vie Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Vie Portfolio loan combination in the JPMCC Commercial Mortgage Securities Trust 2019-COR5 transaction, Commission File Number 333-226123-04 (the “JPMCC 2019-COR5 Transaction”).  After the closing of the JPMCC 2019-COR5 Transaction on June 27, 2019, this loan combination, including the Vie Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMCC 2019-COR5 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

KeyBank National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Atrium Two Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the 3 Park Avenue Mortgage Loan, the Atrium Two Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 3 Park Avenue Mortgage Loan, the Pace Gallery HQ Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 101 California Mortgage Loan, the Liberty Station Retail Mortgage Loan, the Vie Portfolio Mortgage Loan and the Pace Gallery HQ Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the 101 California Mortgage Loan, the Pace Gallery HQ Mortgage Loan, the Liberty Station Retail Mortgage Loan and the Vie Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the 3 Columbus Circle Mortgage Loan, the special servicer of the Pace Gallery HQ Mortgage Loan and the primary servicer and special servicer of the 101 California Mortgage Loan, the Liberty Station Retail Mortgage Loan and the Vie Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the 3 Park Avenue Mortgage Loan, the Atrium Two Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Citibank, N.A. is the custodian of the 3 Park Avenue Mortgage Loan, the Atrium Two Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan.  As a result, Citibank, N.A. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index, and exclude the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB,  relating to the maintenance of collateral or security on pool assets as required by the pooling and servicing agreement  for the Benchmark 2019-B9 Transaction  and the safeguarding of pool assets and related documents as required by the pooling and servicing agreement for the Benchmark 2019-B9 Transaction, which servicing criteria have been assessed by U.S. Bank National Association, as a servicing function participant, as described below in these Explanatory Notes.

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank, National Association. This entity was engaged by Citibank, N.A., as the custodian of the 3 Park Avenue Mortgage Loan, the Atrium Two Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

Wells Fargo Bank, National Association acts as trustee of the 3 Columbus Circle Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the ARC Apartments Mortgage Loan, the Soho Beach House Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan, the 101 California Mortgage Loan, the Liberty Station Retail Mortgage Loan and the Vie Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the CALI 2019-101C Transaction, the pooling and servicing agreement for the JPMCC 2019-COR4 Transaction and the pooling and servicing agreement for the JPMCC 2019-COR5 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 3 Columbus Circle Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the ARC Apartments Mortgage Loan, the Soho Beach House Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan, the 101 California Mortgage Loan, the Liberty Station Retail Mortgage Loan and the Vie Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the 3 Park Avenue Mortgage Loan, the Pace Gallery HQ Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan.  Pursuant to the pooling and servicing agreement for the Benchmark 2019-B9 Transaction and the pooling and servicing agreement for the GSMS 2019-GC38 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 3 Park Avenue Mortgage Loan, the Pace Gallery HQ Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the 3 Park Avenue Mortgage Loan, the AC Marriott Downtown Tucson Mortgage Loan and the Pace Gallery HQ Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Pace Gallery HQ Mortgage Loan, the Liberty Station Retail Mortgage Loan, the 101 California Mortgage Loan, the Vie Portfolio Mortgage Loan, the 3 Park Avenue Mortgage Loan, the AC Marriott Downtown Tucson Mortgage Loan and the Atrium Two Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

Situs Holdings LLC acts as EU reporting administrator with respect to the mortgage loans serviced under the Pooling and Servicing Agreement.  However, during the reporting period, the EU reporting administrator did not perform any servicing functions with respect to the mortgage loans serviced under the Pooling and Servicing Agreement; accordingly, the assessment of compliance with applicable servicing criteria and accountant’s attestation report are omitted from this Annual Report on Form 10-K.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian, and Citibank, N.A., as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

In the ordinary course of business, Citibank is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018.  Plaintiffs’ filed their reply on November 16, 2018.  On June 7, 2019, the Second Circuit dismissed plaintiffs’ appeal following the parties’ filing of a stipulation withdrawing the case with prejudice pursuant to Federal Rule of Appellate Procedure 42.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.  On June 7, 2019, plaintiffs filed a motion for discontinuance of the action and dismissal of plaintiffs’ claims with prejudice.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants’ jointly filed a motion to dismiss the amended complaint and that joint motion was fully briefed as of May 3, 2018.  On March 20, 2019, the Court granted Defendants’ joint motion to dismiss the amended complaint. The FDIC's deadline to file a notice of appeal was April 22, 2019. The FDIC has not appealed.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties under the related servicing agreement for this CMBS transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on April 11, 2019 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 3 Park Avenue Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B9 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2019-B9 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B9 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Pace Gallery HQ Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2019-GC38 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2019-GC38 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2019-GC38 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Liberty Station Retail Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2019-COR4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMCC 2019-COR4 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2019-COR4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 101 California Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the CALI 2019-101C Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the CALI 2019-101C Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CALI 2019-101C Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Atrium Two Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CF 2019-CF1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CF 2019-CF1 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CF 2019-CF1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Vie Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2019-COR5 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMCC 2019-COR5 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMCC 2019-COR5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2019, furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association (“Wells Fargo”), as certificate administrator (attached to this Form 10-K as Exhibit 35.3), discloses that the following material instance of noncompliance occurred with respect to the Pooling And Servicing Agreement:

A portion of the November 18, 2019 distribution (the “November Distribution”), due to holders of certificates of the Benchmark 2019-B10 Mortgage Trust Commercial Mortgage Pass-Through Certificates, was made one business days late on November 19, 2019 by Wells Fargo. The Certificate Administrator was required to make a distribution of $5,328,046.00 on the November Distribution but instead only paid $266,402.30. The delay in the remaining distribution, consisting of $5,061,643.70, was attributable to a technical issue that caused a wire processing delay. The impact of this error was limited to the November Distribution. To prevent further similar payment errors, Wells Fargo has incorporated additional payment control procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of April 1, 2019, between Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on June 3, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of February 1, 2019, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of February 1, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of February 1, 2019, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein).

4.5           Trust and Servicing Agreement, dated as of March 6, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of April 1, 2019, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, Trimont Real Estate Advisors, LLC and KeyBank National Association, each as a Special Servicer, Citibank, N.A., as Trustee, Citibank, N.A., as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 17, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of June 1, 2019, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on July 2, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein).

4.8           Primary Servicing Agreement, dated as of April 1, 2019, by and between KeyBank National Association, as Master Servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 99.20 to the registrant’s Current Report on Form 8-K/A filed on June 3, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         KeyBank National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.6)

33.8         LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.2)

33.9         Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.10       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.4)

33.11       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)

33.12       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.1)

33.13       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.2)

33.14       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.4)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.5)

33.17       KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan (see Exhibit 33.1)

33.18       LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (see Exhibit 33.2)

33.19       Wells Fargo Bank, National Association, as Trustee of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the ARC Apartments Mortgage Loan (see Exhibit 33.4)

33.21       Pentalpha Surveillance LLC, as Operating Advisor of the ARC Apartments Mortgage Loan (see Exhibit 33.5)

33.22       KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 33.1)

33.23       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (see Exhibit 33.2)

33.24       Wells Fargo Bank, National Association , as Trustee of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association , as Custodian of the Soho Beach House Mortgage Loan (see Exhibit 33.4)

33.26       Pentalpha Surveillance LLC, as Operating Advisor of the Soho Beach House Mortgage Loan (see Exhibit 33.5)

33.27       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.28       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.29       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan

33.33       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 33.2)

33.34       Wilmington Trust, National Association, as Trustee of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Citibank, N.A., as Custodian of the 3 Park Avenue Mortgage Loan

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Park Avenue Mortgage Loan

33.37       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.38       National Tax Search, LLC, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.39       U.S. Bank National Association, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.32)

33.41       LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.2)

33.42       Wilmington Trust, National Association, as Trustee of the AC Marriott Downtown Tucson Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Citibank, N.A., as Custodian of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.35)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.36)

33.45       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.37)

33.46       National Tax Search, LLC, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.38)

33.47       U.S. Bank National Association, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.39)

33.48       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.32)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.6)

33.50       Wilmington Trust, National Association, as Trustee of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.51       Wells Fargo Bank, National Association, as Custodian of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.4)

33.52       Pentalpha Surveillance LLC, as Operating Advisor of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.5)

33.53       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.37)

33.54       National Tax Search, LLC, as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.38)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 33.6)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 33.6)

33.57       Wells Fargo Bank, National Association, as Trustee of the Liberty Station Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the Liberty Station Retail Mortgage Loan (see Exhibit 33.4)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the Liberty Station Retail Mortgage Loan (see Exhibit 33.5)

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 33.6)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 33.6)

33.62       Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 33.4)

33.64       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 33.5)

33.65       KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.1)

33.66       LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.2)

33.67       Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 33.35)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 33.36)

33.69       U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 33.39)

33.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 33.6)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 33.6)

33.72       Wells Fargo Bank, National Association, as Trustee of the Vie Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the Vie Portfolio Mortgage Loan (see Exhibit 33.4)

33.74       Pentalpha Surveillance LLC, as Operating Advisor of the Vie Portfolio Mortgage Loan (see Exhibit 33.5)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         KeyBank National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.6)

34.8         LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.2)

34.9         Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.10       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.4)

34.11       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)

34.12       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.1)

34.13       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.2)

34.14       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.4)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.5)

34.17       KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan (see Exhibit 34.1)

34.18       LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (see Exhibit 34.2)

34.19       Wells Fargo Bank, National Association, as Trustee of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the ARC Apartments Mortgage Loan (see Exhibit 34.4)

34.21       Pentalpha Surveillance LLC, as Operating Advisor of the ARC Apartments Mortgage Loan (see Exhibit 34.5)

34.22       KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 34.1)

34.23       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (see Exhibit 34.2)

34.24       Wells Fargo Bank, National Association , as Trustee of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association , as Custodian of the Soho Beach House Mortgage Loan (see Exhibit 34.4)

34.26       Pentalpha Surveillance LLC, as Operating Advisor of the Soho Beach House Mortgage Loan (see Exhibit 34.5)

34.27       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.28       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.29       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan

34.33       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 34.2)

34.34       Wilmington Trust, National Association, as Trustee of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Citibank, N.A., as Custodian of the 3 Park Avenue Mortgage Loan

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Park Avenue Mortgage Loan

34.37       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.38       National Tax Search, LLC, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.39       U.S. Bank National Association, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.32)

34.41       LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.2)

34.42       Wilmington Trust, National Association, as Trustee of the AC Marriott Downtown Tucson Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Citibank, N.A., as Custodian of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.35)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.36)

34.45       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.37)

34.46       National Tax Search, LLC, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.38)

34.47       U.S. Bank National Association, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.39)

34.48       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.32)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.6)

34.50       Wilmington Trust, National Association, as Trustee of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.51       Wells Fargo Bank, National Association, as Custodian of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.4)

34.52       Pentalpha Surveillance LLC, as Operating Advisor of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.5)

34.53       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.37)

34.54       National Tax Search, LLC, as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.38)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 34.6)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 34.6)

34.57       Wells Fargo Bank, National Association, as Trustee of the Liberty Station Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the Liberty Station Retail Mortgage Loan (see Exhibit 34.4)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the Liberty Station Retail Mortgage Loan (see Exhibit 34.5)

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 34.6)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 34.6)

34.62       Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 34.4)

34.64       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 34.5)

34.65       KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.1)

34.66       LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.2)

34.67       Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 34.35)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 34.36)

34.69       U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 34.39)

34.70       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 34.6)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 34.6)

34.72       Wells Fargo Bank, National Association, as Trustee of the Vie Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the Vie Portfolio Mortgage Loan (see Exhibit 34.4)

34.74       Pentalpha Surveillance LLC, as Operating Advisor of the Vie Portfolio Mortgage Loan (see Exhibit 34.5)

35            Servicer compliance statements.

35.1         KeyBank National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.4)

35.6         LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.2)

35.7         KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 35.1)

35.8         LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 35.2)

35.9         KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan (see Exhibit 35.1)

35.10       LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (see Exhibit 35.2)

35.11       KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 35.1)

35.12       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (see Exhibit 35.2)

35.13       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.14       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan

35.16       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 35.15)

35.18       LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 35.2)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 35.15)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 35.4)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 35.4)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 35.4)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 35.4)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 35.4)

35.25       KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 35.1)

35.26       LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 35.2)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 35.4)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 35.4)

99.1         Mortgage Loan Purchase Agreement, dated as of March 21, 2019, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of March 21, 2019, between Deutsche Mortgage & Asset Receiving Corporation and Citi Real Estate Funding Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of March 21, 2019, between Deutsche Mortgage & Asset Receiving Corporation and JPMorgan Chase Bank, National Association (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.4         Agreement Between Noteholders, dated as of March 13, 2019 by and between JPMorgan Chase Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 Holder, Initial Note A-1-4 Holder, Initial Note A-1-5 Holder, Initial Note A-1-6 Holder, Initial Note A-1-7 Holder and Initial Note A-1-8 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-2-1 Holder, Note A-2-2 Holder, Note A-2-3 Holder, Note A-2-4 Holder and Note A-2-5 Holder, JPMorgan Chase Bank, National Association, as Initial Note B-1 Holder, and Deutsche Bank AG, acting through its New York Branch, as Note B-2 Holder (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.5         Agreement Between Noteholders, dated as of February 8, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Citi Real Estate Funding Inc., as Initial Note A-3 Holder and Citi Real Estate Funding Inc., as Initial Note A-4 Holder (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.6         Co-Lender Agreement, dated as of December 27, 2018, among Deutsche Bank AG, New York Branch, as Note A-1-A1 Holder, Deutsche Bank AG, New York Branch, as Note A-1-A2 Holder, Deutsche Bank AG, New York Branch, as Note A-1-A3 Holder, Deutsche Bank AG, New York Branch, as Note A-1-A4 Holder, Deutsche Bank AG, New York Branch, as Note A-1-A5 Holder, Société Générale, as Note A-2-A1 Holder, Société Générale Financial Corporation, as Note A-2-A2 Holder, Société Générale, as Note A-2-A3 Holder, Société Générale Financial Corporation, as Note A-2-A4 Holder, and Société Générale Financial Corporation, as Note A-2-A5 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.7         Agreement Between Noteholders, dated as of February 13, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A1-A Holder,  Deutsche Bank AG, New York Branch, as Initial Note A1-B Holder, SHBNPP Global Professional Investment Type Private Real Estate Investment Trust No.14(H), as Initial Note A2 Holder and SHBNPP Global Professional Investment Type Private Real Estate Investment Trust No.15(H), as Initial Note B Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.8         Co-Lender Agreement, dated as of March 6, 2019, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder and Initial Note B-1 Holder and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8 Holder, Initial Note A-9 Holder and Initial Note B-2 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.9         Co-Lender Agreement, dated as of April 11, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.10       Co-Lender Agreement, dated as of February 27, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.11       Co-Lender Agreement, dated as of April 11, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.12       Co-Lender Agreement, dated as of April 11, 2019, between German American Capital Corporation, as Note A-1 Holder and German American Capital Corporation, as Note A-2 Holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.13       Co-Lender Agreement, dated as of February 11, 2019, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.14       Co-Lender Agreement, dated as of April 11, 2019, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.15       Co-Lender Agreement, dated as of February 14, 2019, between Deutsche Bank AG, New York Branch, as Note A-1 Holder and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 17, 2020

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 17, 2020