Form 10-K
period 2020-12-31
Benchmark 2019-B10 Mortgage Trust
filed 2021-03-24
CIK 1766367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The 3 Columbus Circle Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the ARC Apartments Mortgage Loan, the Soho Beach House Mortgage Loan and the Tulsa Office Portfolio Mortgage Loan, which constituted approximately 6.5%, 5.2%, 5.2%, 3.5% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 3 Columbus Circle Mortgage Loan, eleven other pari passu loans and two subordinate companion loans, each of which are not assets of the issuing entity, (b) with respect to the ARC Apartments Mortgage Loan, one other pari passu loan and two subordinate companion loans, each of which are not assets of the issuing entity, (c) with respect to the Saint Louis Galleria Mortgage Loan, nine other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Soho Beach House Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the Tulsa Office Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 3 Columbus Circle Mortgage Loan, the ARC Apartments Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the Soho Beach House Mortgage Loan and the Tulsa Office Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 3 Park Avenue Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan, which constituted approximately 5.2% and 1.3%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 3 Park Avenue Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 3 Park Avenue Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the AC Marriott Downtown Tucson Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2019-B9 Mortgage Trust transaction, Commission File Number 333-207132-21 (the “Benchmark 2019-B9 Transaction”). These loan combinations, including the 3 Park Avenue Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B9 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Atrium Two Mortgage Loan, which constituted approximately 2.2% of the asset pool of the issuing entity as of its cut-off date.  The Atrium Two Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Atrium Two Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Atrium Two Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Atrium Two loan combination in the CF 2019-CF1 Mortgage Trust transaction, Commission File Number 333-228697-01 (the “CF 2019-CF1 Transaction”).  After the closing of the CF 2019-CF1 Transaction on April 30, 2019, this loan combination, including the Atrium Two Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CF 2019-CF1 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the 3 Columbus Circle Mortgage Loan and other mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the Pace Gallery HQ Mortgage Loan and the primary servicer and special servicer of the 101 California Mortgage Loan, the Liberty Station Retail Mortgage Loan and the Vie Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Citibank, N.A. is the custodian of the 3 Park Avenue Mortgage Loan, the Atrium Two Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan.  As a result, Citibank, N.A. is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index, and exclude the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB,  relating to the maintenance of collateral or security on pool assets as required by the pooling and servicing agreements for the Benchmark 2019-B9 Transaction and the CF 2019-CF1 Transaction, and the safeguarding of pool assets and related documents as required by the pooling and servicing agreements for the Benchmark 2019-B9 Transaction and the CF 2019-CF1 Transaction, which servicing criteria have been assessed by U.S. Bank National Association, as a servicing function participant, as described below in these Explanatory Notes.

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

Wells Fargo Bank, National Association acts as trustee of the 3 Columbus Circle Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the ARC Apartments Mortgage Loan, the Soho Beach House Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan, the Liberty Station Retail Mortgage Loan, the 101 California Mortgage Loan and the Vie Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the JPMCC 2019-COR4 Transaction, the trust and servicing agreement for the CALI 2019-101C Transaction and the pooling and servicing agreement for the JPMCC 2019-COR5 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 3 Columbus Circle Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the ARC Apartments Mortgage Loan, the Soho Beach House Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan, the Liberty Station Retail Mortgage Loan, the 101 California Mortgage Loan and the Vie Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the 3 Park Avenue Mortgage Loan, the AC Marriott Downtown Tucson Mortgage Loan and the Pace Gallery HQ Mortgage Loan.  Pursuant to the pooling and servicing agreement for the Benchmark 2019-B9 Transaction and the pooling and servicing agreement for the GSMS 2019-GC38 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 3 Park Avenue Mortgage Loan, the AC Marriott Downtown Tucson Mortgage Loan and the Pace Gallery HQ Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Pace Gallery HQ Mortgage Loan, the Liberty Station Retail Mortgage Loan, the 101 California Mortgage Loan, the Vie Portfolio Mortgage Loan, the 3 Park Avenue Mortgage Loan, the AC Marriott Downtown Tucson Mortgage Loan and the Atrium Two Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian, and U.S. Bank National Association, as servicing function participant.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.   U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.   On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action. U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.   U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action. U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

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

4.5           Trust and Servicing Agreement, dated as of March 6, 2019, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Custodian and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein).

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

33.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4        Wells Fargo Bank, National Association, as Custodian

33.5        Pentalpha Surveillance LLC, as Operating Advisor

33.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.7        Situs Holdings LLC, as EU Reporting Administrator prior to September 23, 2020

33.8        Situs Real LLC, as EU Reporting Administrator on and after September 23, 2020 (see Exhibit 33.7)

33.9        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.6)

33.10      LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.2)

33.11      Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.12      Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.4)

33.13      Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)

33.14      KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.1)

33.15      LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.2)

33.16      Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.17      Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.4)

33.18      Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.5)

33.19      KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan (see Exhibit 33.1)

33.20      LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (see Exhibit 33.2)

33.21      Wells Fargo Bank, National Association, as Trustee of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.22      Wells Fargo Bank, National Association, as Custodian of the ARC Apartments Mortgage Loan (see Exhibit 33.4)

33.23      Pentalpha Surveillance LLC, as Operating Advisor of the ARC Apartments Mortgage Loan (see Exhibit 33.5)

33.24      KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 33.1)

33.25      LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (see Exhibit 33.2)

33.26      Wells Fargo Bank, National Association, as Trustee of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

33.27      Wells Fargo Bank, National Association, as Custodian of the Soho Beach House Mortgage Loan (see Exhibit 33.4)

33.28      Pentalpha Surveillance LLC, as Operating Advisor of the Soho Beach House Mortgage Loan (see Exhibit 33.5)

33.29      KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.30      LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.31      Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.32      Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.33      Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.34      Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan

33.35      LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 33.2)

33.36      Wilmington Trust, National Association, as Trustee of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.37      Citibank, N.A., as Custodian of the 3 Park Avenue Mortgage Loan

33.38      Park Bridge Lender Services LLC, as Operating Advisor of the 3 Park Avenue Mortgage Loan

33.39      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.40      National Tax Search, LLC, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.41      U.S. Bank National Association, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.42      Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.34)

33.43      LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.2)

33.44      Wilmington Trust, National Association, as Trustee of the AC Marriott Downtown Tucson Mortgage Loan (Omitted. See Explanatory Notes.)

33.45      Citibank, N.A., as Custodian of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.37)

33.46      Park Bridge Lender Services LLC, as Operating Advisor of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.38)

33.47      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.39)

33.48      National Tax Search, LLC, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.40)

33.49      U.S. Bank National Association, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.41)

33.50      Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.34)

33.51      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.6)

33.52      Wilmington Trust, National Association, as Trustee of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.53      Wells Fargo Bank, National Association, as Custodian of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.4)

33.54      Pentalpha Surveillance LLC, as Operating Advisor of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.5)

33.55      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.39)

33.56      National Tax Search, LLC, as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.40)

33.57      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 33.6)

33.58      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 33.6)

33.59      Wells Fargo Bank, National Association, as Trustee of the Liberty Station Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.60      Wells Fargo Bank, National Association, as Custodian of the Liberty Station Retail Mortgage Loan (see Exhibit 33.4)

33.61      Pentalpha Surveillance LLC, as Operating Advisor of the Liberty Station Retail Mortgage Loan (see Exhibit 33.5)

33.62      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 33.6)

33.63      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 33.6)

33.64      Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

33.65      Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 33.4)

33.66      Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 33.5)

33.67      KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.1)

33.68      LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.2)

33.69      Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 33.37)

33.70      Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 33.38)

33.71      U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 33.41)

33.72      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 33.6)

33.73      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 33.6)

33.74      Wells Fargo Bank, National Association, as Trustee of the Vie Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.75      Wells Fargo Bank, National Association, as Custodian of the Vie Portfolio Mortgage Loan (see Exhibit 33.4)

33.76      Pentalpha Surveillance LLC, as Operating Advisor of the Vie Portfolio Mortgage Loan (see Exhibit 33.5)

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

34.3        Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4        Wells Fargo Bank, National Association, as Custodian

34.5        Pentalpha Surveillance LLC, as Operating Advisor

34.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.7        Situs Holdings LLC, as EU Reporting Administrator prior to September 23, 2020

34.8        Situs Real LLC, as EU Reporting Administrator on and after September 23, 2020 (see Exhibit 34.7)

34.9        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.6)

34.10      LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.2)

34.11      Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.12      Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.4)

34.13      Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)

34.14      KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.1)

34.15      LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.2)

34.16      Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.17      Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.4)

34.18      Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.5)

34.19      KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan (see Exhibit 34.1)

34.20      LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (see Exhibit 34.2)

34.21      Wells Fargo Bank, National Association, as Trustee of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.22      Wells Fargo Bank, National Association, as Custodian of the ARC Apartments Mortgage Loan (see Exhibit 34.4)

34.23      Pentalpha Surveillance LLC, as Operating Advisor of the ARC Apartments Mortgage Loan (see Exhibit 34.5)

34.24      KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 34.1)

34.25      LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (see Exhibit 34.2)

34.26      Wells Fargo Bank, National Association, as Trustee of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

34.27      Wells Fargo Bank, National Association, as Custodian of the Soho Beach House Mortgage Loan (see Exhibit 34.4)

34.28      Pentalpha Surveillance LLC, as Operating Advisor of the Soho Beach House Mortgage Loan (see Exhibit 34.5)

34.29      KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.30      LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.31      Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.32      Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.33      Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.34      Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan

34.35      LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 34.2)

34.36      Wilmington Trust, National Association, as Trustee of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.37      Citibank, N.A., as Custodian of the 3 Park Avenue Mortgage Loan

34.38      Park Bridge Lender Services LLC, as Operating Advisor of the 3 Park Avenue Mortgage Loan

34.39      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.40      National Tax Search, LLC, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.41      U.S. Bank National Association, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.42      Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.34)

34.43      LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.2)

34.44      Wilmington Trust, National Association, as Trustee of the AC Marriott Downtown Tucson Mortgage Loan (Omitted. See Explanatory Notes.)

34.45      Citibank, N.A., as Custodian of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.37)

34.46      Park Bridge Lender Services LLC, as Operating Advisor of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.38)

34.47      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.39)

34.48      National Tax Search, LLC, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.40)

34.49      U.S. Bank National Association, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.41)

34.50      Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.34)

34.51      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.6)

34.52      Wilmington Trust, National Association, as Trustee of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.53      Wells Fargo Bank, National Association, as Custodian of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.4)

34.54      Pentalpha Surveillance LLC, as Operating Advisor of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.5)

34.55      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.39)

34.56      National Tax Search, LLC, as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.40)

34.57      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 34.6)

34.58      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 34.6)

34.59      Wells Fargo Bank, National Association, as Trustee of the Liberty Station Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.60      Wells Fargo Bank, National Association, as Custodian of the Liberty Station Retail Mortgage Loan (see Exhibit 34.4)

34.61      Pentalpha Surveillance LLC, as Operating Advisor of the Liberty Station Retail Mortgage Loan (see Exhibit 34.5)

34.62      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 34.6)

34.63      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 34.6)

34.64      Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

34.65      Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 34.4)

34.66      Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 34.5)

34.67      KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.1)

34.68      LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.2)

34.69      Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 34.37)

34.70      Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 34.38)

34.71      U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 34.41)

34.72      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 34.6)

34.73      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 34.6)

34.74      Wells Fargo Bank, National Association, as Trustee of the Vie Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.75      Wells Fargo Bank, National Association, as Custodian of the Vie Portfolio Mortgage Loan (see Exhibit 34.4)

34.76      Pentalpha Surveillance LLC, as Operating Advisor of the Vie Portfolio Mortgage Loan (see Exhibit 34.5)

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

Date: March 23, 2021

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 23, 2021