Form 10-K
period 2021-12-31
Benchmark 2019-B10 Mortgage Trust
filed 2022-03-16
CIK 1766367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 101 California Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The 101 California Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 101 California Mortgage Loan, seven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CALI Mortgage Trust 2019-101C transaction (the “CALI 2019-101C Transaction”). This loan combination, including the 101 California Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the CALI 2019-101C Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the primary servicer of the 3 Park Avenue Mortgage Loan, the AC Marriott Downtown Tucson Mortgage Loan and the Pace Gallery HQ Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.2         LNR Partners, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.9         Situs Real LLC, as EU Reporting Administrator

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.8)

33.11       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.2)

33.12       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.4)

33.14       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)

33.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.16       KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan (see Exhibit 33.1)

33.17       LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (see Exhibit 33.2)

33.18       Wells Fargo Bank, National Association, as Trustee of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the ARC Apartments Mortgage Loan (see Exhibit 33.4)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the ARC Apartments Mortgage Loan (see Exhibit 33.5)

33.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.22       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.1)

33.23       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.2)

33.24       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.4)

33.26       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.5)

33.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.28       KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 33.1)

33.29       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (see Exhibit 33.2)

33.30       Wells Fargo Bank, National Association, as Trustee of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Soho Beach House Mortgage Loan (see Exhibit 33.4)

33.32       Pentalpha Surveillance LLC, as Operating Advisor of the Soho Beach House Mortgage Loan (see Exhibit 33.5)

33.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.34       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.35       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.36       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan

33.41       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 33.2)

33.42       Wilmington Trust, National Association, as Trustee of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Citibank, N.A., as Custodian of the 3 Park Avenue Mortgage Loan

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Park Avenue Mortgage Loan

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.46       U.S. Bank National Association, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.40)

33.48       LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.2)

33.49       Wilmington Trust, National Association, as Trustee of the AC Marriott Downtown Tucson Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Citibank, N.A., as Custodian of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.43)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.44)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.45)

33.53       U.S. Bank National Association, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.46)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.40)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.8)

33.56       Wilmington Trust, National Association, as Trustee of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.4)

33.58       Pentalpha Surveillance LLC, as Operating Advisor of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.5)

33.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.45)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 33.8)

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 33.8)

33.63       Wells Fargo Bank, National Association, as Trustee of the Liberty Station Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Liberty Station Retail Mortgage Loan (see Exhibit 33.4)

33.65       Pentalpha Surveillance LLC, as Operating Advisor of the Liberty Station Retail Mortgage Loan (see Exhibit 33.5)

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 33.8)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 33.8)

33.69       Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 33.4)

33.71       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 33.5)

33.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.73       KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.1)

33.74       LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.2)

33.75       Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 33.43)

33.76       Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 33.44)

33.77       U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 33.46)

33.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 33.8)

33.79       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 33.8)

33.80       Wells Fargo Bank, National Association, as Trustee of the Vie Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Wells Fargo Bank, National Association, as Custodian of the Vie Portfolio Mortgage Loan (see Exhibit 33.4)

33.82       Pentalpha Surveillance LLC, as Operating Advisor of the Vie Portfolio Mortgage Loan (see Exhibit 33.5)

33.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

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

34.2         LNR Partners, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.9         Situs Real LLC, as EU Reporting Administrator

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.8)

34.11       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.2)

34.12       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.4)

34.14       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)

34.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.16       KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan (see Exhibit 34.1)

34.17       LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (see Exhibit 34.2)

34.18       Wells Fargo Bank, National Association, as Trustee of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the ARC Apartments Mortgage Loan (see Exhibit 34.4)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the ARC Apartments Mortgage Loan (see Exhibit 34.5)

34.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.22       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.1)

34.23       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.2)

34.24       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.4)

34.26       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.5)

34.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.28       KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 34.1)

34.29       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (see Exhibit 34.2)

34.30       Wells Fargo Bank, National Association, as Trustee of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Soho Beach House Mortgage Loan (see Exhibit 34.4)

34.32       Pentalpha Surveillance LLC, as Operating Advisor of the Soho Beach House Mortgage Loan (see Exhibit 34.5)

34.33       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.34       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.35       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.36       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan

34.41       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 34.2)

34.42       Wilmington Trust, National Association, as Trustee of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Citibank, N.A., as Custodian of the 3 Park Avenue Mortgage Loan

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Park Avenue Mortgage Loan

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.46       U.S. Bank National Association, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.40)

34.48       LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.2)

34.49       Wilmington Trust, National Association, as Trustee of the AC Marriott Downtown Tucson Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Citibank, N.A., as Custodian of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.43)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.44)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.45)

34.53       U.S. Bank National Association, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.46)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.40)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.8)

34.56       Wilmington Trust, National Association, as Trustee of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.4)

34.58       Pentalpha Surveillance LLC, as Operating Advisor of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.5)

34.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.45)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 34.8)

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 34.8)

34.63       Wells Fargo Bank, National Association, as Trustee of the Liberty Station Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Liberty Station Retail Mortgage Loan (see Exhibit 34.4)

34.65       Pentalpha Surveillance LLC, as Operating Advisor of the Liberty Station Retail Mortgage Loan (see Exhibit 34.5)

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 34.8)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 34.8)

34.69       Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 34.4)

34.71       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 34.5)

34.72       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.73       KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.1)

34.74       LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.2)

34.75       Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 34.43)

34.76       Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 34.44)

34.77       U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 34.46)

34.78       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 34.8)

34.79       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 34.8)

34.80       Wells Fargo Bank, National Association, as Trustee of the Vie Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Wells Fargo Bank, National Association, as Custodian of the Vie Portfolio Mortgage Loan (see Exhibit 34.4)

34.82       Pentalpha Surveillance LLC, as Operating Advisor of the Vie Portfolio Mortgage Loan (see Exhibit 34.5)

34.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         KeyBank National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.5)

35.7         LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.2)

35.8         KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan (see Exhibit 35.1)

35.9         LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (see Exhibit 35.2)

35.10       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 35.1)

35.11       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 35.2)

35.12       KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 35.1)

35.13       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan (see Exhibit 35.2)

35.14       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan

35.17       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 35.16)

35.19       LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 35.2)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 35.16)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 35.5)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 35.5)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 35.5)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 35.5)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 35.5)

35.26       KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 35.1)

35.27       LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 35.2)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 35.5)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 35.5)

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

Date: March 16, 2022

/s/ Matt Smith

Matt Smith, Director

Date: March 16, 2022