Form 10-K
period 2023-12-31
Benchmark 2019-B10 Mortgage Trust
filed 2024-03-13
CIK 1766367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the 3 Columbus Circle Mortgage Loan and other mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer and special servicer of the 101 California Mortgage Loan, the Liberty Station Retail Mortgage Loan and the Vie Portfolio Mortgage Loan and the special servicer of the Pace Gallery HQ Mortgage Loan prior to May 10, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the AC Marriott Downtown Tucson Mortgage Loan, the 3 Park Avenue Mortgage Loan, the Atrium Two Mortgage Loan, the 3 Columbus Circle Mortgage Loan, the ARC Apartments Mortgage Loan and the other mortgage loans serviced under the Pooling and Servicing Agreement prior to February 16, 2023.  As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index..

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

With respect to the pari passu loan combination that includes the Pace Gallery HQ Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the Pace Gallery HQ Mortgage Loan on and after May 10, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of K-Star Asset Management LLC as special servicer of the Pace Gallery HQ Mortgage Loan on and after May 10, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

33.1         KeyBank National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer prior to February 16, 2023

33.3         Argentic Services Company LP, as Special Servicer on and after February 16, 2023

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.10       Situs Real LLC, as EU Reporting Administrator

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.9)

33.12       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.2)

33.13       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.5)

33.15       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 33.6)

33.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.17       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.1)

33.18       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 (see Exhibit 33.2)

33.19       Argentic Services Company LP, as Special Servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023 (see Exhibit 33.3)

33.20       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.5)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.6)

33.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.24       KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan (see Exhibit 33.1)

33.25       LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (see Exhibit 33.2)

33.26       Wells Fargo Bank, National Association, as Trustee of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the ARC Apartments Mortgage Loan (see Exhibit 33.5)

33.28       Pentalpha Surveillance LLC, as Operating Advisor of the ARC Apartments Mortgage Loan (see Exhibit 33.6)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.30       KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 33.1)

33.31       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan prior to February 16, 2023 (see Exhibit 33.2)

33.32       Argentic Services Company LP, as Special Servicer of the Soho Beach House Mortgage Loan on and after February 16, 2023 (see Exhibit 33.3)

33.33       Wells Fargo Bank, National Association, as Trustee of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Soho Beach House Mortgage Loan (see Exhibit 33.5)

33.35       Pentalpha Surveillance LLC, as Operating Advisor of the Soho Beach House Mortgage Loan (see Exhibit 33.6)

33.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.37       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.38       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan prior to February 16, 2023 (see Exhibit 33.2)

33.39       Argentic Services Company LP, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan on and after February 16, 2023 (see Exhibit 33.3)

33.40       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.42       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan

33.45       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 33.2)

33.46       Wilmington Trust, National Association, as Trustee of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Citibank, N.A., as Custodian of the 3 Park Avenue Mortgage Loan

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Park Avenue Mortgage Loan

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.50       U.S. Bank National Association, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.44)

33.52       LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.2)

33.53       Wilmington Trust, National Association, as Trustee of the AC Marriott Downtown Tucson Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Citibank, N.A., as Custodian of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.47)

33.55       Park Bridge Lender Services LLC, as Operating Advisor of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.48)

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.49)

33.57       U.S. Bank National Association, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.50)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.44)

33.59       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan prior to May 10, 2023 (see Exhibit 33.9)

33.60       K-Star Asset Management LLC, as Special Servicer of the Pace Gallery HQ Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.61       Wilmington Trust, National Association, as Trustee of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.5)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.6)

33.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.49)

33.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.66       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 33.9)

33.67       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 33.9)

33.68       Wells Fargo Bank, National Association, as Trustee of the Liberty Station Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Wells Fargo Bank, National Association, as Custodian of the Liberty Station Retail Mortgage Loan (see Exhibit 33.5)

33.70       Pentalpha Surveillance LLC, as Operating Advisor of the Liberty Station Retail Mortgage Loan (see Exhibit 33.6)

33.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.72       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 33.9)

33.73       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 33.9)

33.74       Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 33.5)

33.76       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 33.6)

33.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.78       KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.1)

33.79       LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.2)

33.80       Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 33.47)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 33.48)

33.82       U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 33.50)

33.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 33.9)

33.84       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 33.9)

33.85       Wells Fargo Bank, National Association, as Trustee of the Vie Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Wells Fargo Bank, National Association, as Custodian of the Vie Portfolio Mortgage Loan (see Exhibit 33.5)

33.87       Pentalpha Surveillance LLC, as Operating Advisor of the Vie Portfolio Mortgage Loan (see Exhibit 33.6)

33.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         KeyBank National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer prior to February 16, 2023

34.3         Argentic Services Company LP, as Special Servicer on and after February 16, 2023

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.10       Situs Real LLC, as EU Reporting Administrator

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.9)

34.12       LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.2)

34.13       Wells Fargo Bank, National Association, as Trustee of the 3 Columbus Circle Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.5)

34.15       Pentalpha Surveillance LLC, as Operating Advisor of the 3 Columbus Circle Mortgage Loan (see Exhibit 34.6)

34.16       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.17       KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.1)

34.18       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 (see Exhibit 34.2)

34.19       Argentic Services Company LP, as Special Servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023 (see Exhibit 34.3)

34.20       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.5)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.6)

34.23       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.24       KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan (see Exhibit 34.1)

34.25       LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (see Exhibit 34.2)

34.26       Wells Fargo Bank, National Association, as Trustee of the ARC Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the ARC Apartments Mortgage Loan (see Exhibit 34.5)

34.28       Pentalpha Surveillance LLC, as Operating Advisor of the ARC Apartments Mortgage Loan (see Exhibit 34.6)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.30       KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 34.1)

34.31       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan prior to February 16, 2023 (see Exhibit 34.2)

34.32       Argentic Services Company LP, as Special Servicer of the Soho Beach House Mortgage Loan on and after February 16, 2023 (see Exhibit 34.3)

34.33       Wells Fargo Bank, National Association, as Trustee of the Soho Beach House Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Soho Beach House Mortgage Loan (see Exhibit 34.5)

34.35       Pentalpha Surveillance LLC, as Operating Advisor of the Soho Beach House Mortgage Loan (see Exhibit 34.6)

34.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.37       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.38       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan prior to February 16, 2023 (see Exhibit 34.2)

34.39       Argentic Services Company LP, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan on and after February 16, 2023 (see Exhibit 34.3)

34.40       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.42       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan

34.45       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 34.2)

34.46       Wilmington Trust, National Association, as Trustee of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Citibank, N.A., as Custodian of the 3 Park Avenue Mortgage Loan

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Park Avenue Mortgage Loan

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.50       U.S. Bank National Association, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.44)

34.52       LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.2)

34.53       Wilmington Trust, National Association, as Trustee of the AC Marriott Downtown Tucson Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Citibank, N.A., as Custodian of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.47)

34.55       Park Bridge Lender Services LLC, as Operating Advisor of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.48)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.49)

34.57       U.S. Bank National Association, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.50)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.44)

34.59       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan prior to May 10, 2023 (see Exhibit 34.9)

34.60       K-Star Asset Management LLC, as Special Servicer of the Pace Gallery HQ Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.61       Wilmington Trust, National Association, as Trustee of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.5)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.6)

34.64       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.49)

34.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.66       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 34.9)

34.67       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 34.9)

34.68       Wells Fargo Bank, National Association, as Trustee of the Liberty Station Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Wells Fargo Bank, National Association, as Custodian of the Liberty Station Retail Mortgage Loan (see Exhibit 34.5)

34.70       Pentalpha Surveillance LLC, as Operating Advisor of the Liberty Station Retail Mortgage Loan (see Exhibit 34.6)

34.71       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.72       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 34.9)

34.73       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 34.9)

34.74       Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 34.5)

34.76       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 34.6)

34.77       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.78       KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.1)

34.79       LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.2)

34.80       Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 34.47)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 34.48)

34.82       U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 34.50)

34.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 34.9)

34.84       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 34.9)

34.85       Wells Fargo Bank, National Association, as Trustee of the Vie Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Wells Fargo Bank, National Association, as Custodian of the Vie Portfolio Mortgage Loan (see Exhibit 34.5)

34.87       Pentalpha Surveillance LLC, as Operating Advisor of the Vie Portfolio Mortgage Loan (see Exhibit 34.6)

34.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         KeyBank National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer prior to February 16, 2023

35.3         Argentic Services Company LP, as Special Servicer on and after February 16, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.6)

35.8         LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan (see Exhibit 35.2)

35.9         KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 35.1)

35.10       LNR Partners, LLC, as Special Servicer of the Saint Louis Galleria Mortgage Loan prior to February 16, 2023 (see Exhibit 35.2)

35.11       Argentic Services Company LP, as Special Servicer of the Saint Louis Galleria Mortgage Loan on and after February 16, 2023 (see Exhibit 35.3)

35.12       KeyBank National Association, as Primary Servicer of the ARC Apartments Mortgage Loan (see Exhibit 35.1)

35.13       LNR Partners, LLC, as Special Servicer of the ARC Apartments Mortgage Loan (see Exhibit 35.2)

35.14       KeyBank National Association, as Primary Servicer of the Soho Beach House Mortgage Loan (see Exhibit 35.1)

35.15       LNR Partners, LLC, as Special Servicer of the Soho Beach House Mortgage Loan prior to February 16, 2023 (see Exhibit 35.2)

35.16       Argentic Services Company LP, as Special Servicer of the Soho Beach House Mortgage Loan on and after February 16, 2023 (see Exhibit 35.3)

35.17       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.18       LNR Partners, LLC, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan prior to February 16, 2023 (see Exhibit 35.2)

35.19       Argentic Services Company LP, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan on and after February 16, 2023 (see Exhibit 35.3)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan

35.21       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 35.2)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 35.20)

35.23       LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 35.2)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan (see Exhibit 35.20)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Pace Gallery HQ Mortgage Loan prior to May 10, 2023 (see Exhibit 35.6)

35.26       K-Star Asset Management LLC, as Special Servicer of the Pace Gallery HQ Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 35.6)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 35.6)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 35.6)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 35.6)

35.31       KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 35.1)

35.32       LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 35.2)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 35.6)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 35.6)

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

99.5         Agreement Between Note Holders, dated as of February 8, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Citi Real Estate Funding Inc., as Initial Note A-3 Holder and Citi Real Estate Funding Inc., as Initial Note A-4 Holder (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

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

Date: March 12, 2024

/s/ Matt Smith

Matt Smith, Director

Date: March 12, 2024