Form 10-K
period 2025-12-31
Benchmark 2019-B10 Mortgage Trust
filed 2026-03-24
CIK 1766367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not applicable.

EXPLANATORY NOTES

The 3 Columbus Circle Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the Tulsa Office Portfolio Mortgage Loan, which constituted approximately 6.5%, 5.2% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 3 Columbus Circle Mortgage Loan, eleven other pari passu loans and two subordinate companion loans, each of which are not assets of the issuing entity, (b) with respect to the Saint Louis Galleria Mortgage Loan, nine other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Tulsa Office Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 3 Columbus Circle Mortgage Loan, the Saint Louis Galleria Mortgage Loan and the Tulsa Office Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.  The ARC Apartments Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 3 Park Avenue Mortgage Loan, the Pace Gallery HQ Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the 3 Park Avenue Mortgage Loan, the Pace Gallery HQ Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan, which constituted approximately 5.2%, 3.5% and 1.3%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the 3 Park Avenue Mortgage Loan, the Pace Gallery HQ Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan from March 1, 2025 to December 31, 2025. As a result, Trimont LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

LNR Partners, LLC is the special servicer of the AC Marriott Downtown Tucson Mortgage Loan, the 3 Park Avenue Mortgage Loan, the Atrium Two Mortgage Loan and the 3 Columbus Circle Mortgage Loan.  As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the 3 Columbus Circle Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan, the Liberty Station Retail Mortgage Loan, the 101 California Mortgage Loan and the Vie Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the JPMCC 2019-COR4 Transaction, the trust and servicing agreement for the CALI 2019-101C Transaction and the pooling and servicing agreement for the JPMCC 2019-COR5 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 3 Columbus Circle Mortgage Loan, the Saint Louis Galleria Mortgage Loan, the Tulsa Office Portfolio Mortgage Loan, the Liberty Station Retail Mortgage Loan, the 101 California Mortgage Loan and the Vie Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the 3 Park Avenue Mortgage Loan, the AC Marriott Downtown Tucson Mortgage Loan and the Pace Gallery HQ Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combination that includes the Pace Gallery HQ Mortgage Loan, the 3 Park Avenue Mortgage Loan, the Pace Gallery HQ Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the Pace Gallery HQ Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of K-Star Asset Management LLC as special servicer of the Pace Gallery HQ Mortgage Loan and Trimont LLC as primary servicer of the 3 Park Avenue Mortgage Loan, the Pace Gallery HQ Mortgage Loan and the AC Marriott Downtown Tucson Mortgage Loan on and after March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.18       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.4)

33.20       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 33.5)

33.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.22       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.23       Argentic Services Company LP, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.24       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.26       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan prior to March 1, 2025

33.29       Trimont LLC, as Primary Servicer of the 3 Park Avenue Mortgage Loan on and after March 1, 2025

33.30       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 33.11)

33.31       Wilmington Trust, National Association, as Trustee of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Citibank, N.A., as Custodian of the 3 Park Avenue Mortgage Loan

33.33       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Park Avenue Mortgage Loan

33.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.35       U.S. Bank National Association, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan prior to March 1, 2025 (see Exhibit 33.28)

33.37       Trimont LLC, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan on and after March 1, 2025 (see Exhibit 33.29)

33.38       LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.11)

33.39       Wilmington Trust, National Association, as Trustee of the AC Marriott Downtown Tucson Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Citibank, N.A., as Custodian of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.32)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.33)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.34)

33.43       U.S. Bank National Association, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 33.35)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan prior to March 1, 2025 (see Exhibit 33.28)

33.45       Trimont LLC, as Primary Servicer of the Pace Gallery HQ Mortgage Loan on and after March 1, 2025 (see Exhibit 33.29)

33.46       K-Star Asset Management LLC, as Special Servicer of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wilmington Trust, National Association, as Trustee of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.4)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.5)

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 33.34)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 33.8)

33.53       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 33.8)

33.54       Wells Fargo Bank, National Association, as Trustee of the Liberty Station Retail Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the Liberty Station Retail Mortgage Loan (see Exhibit 33.4)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the Liberty Station Retail Mortgage Loan (see Exhibit 33.5)

33.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.58       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 33.8)

33.59       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 33.8)

33.60       Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 33.4)

33.62       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 33.5)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.64       KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.1)

33.65       LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 33.11)

33.66       Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 33.32)

33.67       Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 33.33)

33.68       U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 33.35)

33.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 33.8)

33.70       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 33.8)

33.71       Wells Fargo Bank, National Association, as Trustee of the Vie Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Custodian of the Vie Portfolio Mortgage Loan (see Exhibit 33.4)

33.73       Pentalpha Surveillance LLC, as Operating Advisor of the Vie Portfolio Mortgage Loan (see Exhibit 33.5)

33.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.18       Wells Fargo Bank, National Association, as Trustee of the Saint Louis Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.4)

34.20       Pentalpha Surveillance LLC, as Operating Advisor of the Saint Louis Galleria Mortgage Loan (see Exhibit 34.5)

34.21       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

 34.22       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.23       Argentic Services Company LP, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.24       Wells Fargo Bank, National Association, as Trustee of the Tulsa Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.26       Pentalpha Surveillance LLC, as Operating Advisor of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan prior to March 1, 2025

34.29       Trimont LLC, as Primary Servicer of the 3 Park Avenue Mortgage Loan on and after March 1, 2025

34.30       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 34.11)

34.31       Wilmington Trust, National Association, as Trustee of the 3 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Citibank, N.A., as Custodian of the 3 Park Avenue Mortgage Loan

34.33       Park Bridge Lender Services LLC, as Operating Advisor of the 3 Park Avenue Mortgage Loan

34.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.35       U.S. Bank National Association, as Servicing Function Participant of the 3 Park Avenue Mortgage Loan

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan prior to March 1, 2025 (see Exhibit 34.28)

34.37       Trimont LLC, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan on and after March 1, 2025 (see Exhibit 34.29)

34.38       LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.11)

34.39       Wilmington Trust, National Association, as Trustee of the AC Marriott Downtown Tucson Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Citibank, N.A., as Custodian of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.32)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.33)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.34)

34.43       U.S. Bank National Association, as Servicing Function Participant of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 34.35)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan prior to March 1, 2025 (see Exhibit 34.28)

34.45       Trimont LLC, as Primary Servicer of the Pace Gallery HQ Mortgage Loan on and after March 1, 2025 (see Exhibit 34.29)

34.46       K-Star Asset Management LLC, as Special Servicer of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wilmington Trust, National Association, as Trustee of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.4)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.5)

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Pace Gallery HQ Mortgage Loan (see Exhibit 34.34)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 34.8)

34.53       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Liberty Station Retail Mortgage Loan (see Exhibit 34.8)

34.54       Wells Fargo Bank, National Association, as Trustee of the Liberty Station Retail Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the Liberty Station Retail Mortgage Loan (see Exhibit 34.4)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the Liberty Station Retail Mortgage Loan (see Exhibit 34.5)

34.57       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.58       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 101 California Mortgage Loan (see Exhibit 34.8)

34.59       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 101 California Mortgage Loan (see Exhibit 34.8)

34.60       Wells Fargo Bank, National Association, as Trustee of the 101 California Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the 101 California Mortgage Loan (see Exhibit 34.4)

34.62       Pentalpha Surveillance LLC, as Operating Advisor of the 101 California Mortgage Loan (see Exhibit 34.5)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.64       KeyBank National Association, as Primary Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.1)

34.65       LNR Partners, LLC, as Special Servicer of the Atrium Two Mortgage Loan (see Exhibit 34.11)

34.66       Citibank, N.A., as Trustee and Custodian of the Atrium Two Mortgage Loan (see Exhibit 34.32)

34.67       Park Bridge Lender Services LLC, as Operating Advisor of the Atrium Two Mortgage Loan (see Exhibit 34.33)

34.68       U.S. Bank National Association, as Servicing Function Participant of the Atrium Two Mortgage Loan (see Exhibit 34.35)

34.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 34.8)

34.70       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Vie Portfolio Mortgage Loan (see Exhibit 34.8)

34.71       Wells Fargo Bank, National Association, as Trustee of the Vie Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Custodian of the Vie Portfolio Mortgage Loan (see Exhibit 34.4)

34.73       Pentalpha Surveillance LLC, as Operating Advisor of the Vie Portfolio Mortgage Loan (see Exhibit 34.5)

34.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.7         LNR Partners, LLC, as Special Servicer of the 3 Columbus Circle Mortgage Loan

35.8         KeyBank National Association, as Primary Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 35.1)

35.9         Argentic Services Company LP, as Special Servicer of the Saint Louis Galleria Mortgage Loan (see Exhibit 35.2)

35.10       KeyBank National Association, as Primary Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.11       Argentic Services Company LP, as Special Servicer of the Tulsa Office Portfolio Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the 3 Park Avenue Mortgage Loan prior to March 1, 2025

35.13       Trimont LLC, as Primary Servicer of the 3 Park Avenue Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.14       LNR Partners, LLC, as Special Servicer of the 3 Park Avenue Mortgage Loan (see Exhibit 35.7)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan prior to March 1, 2025 (see Exhibit 35.12)

35.16       Trimont LLC, as Primary Servicer of the AC Marriott Downtown Tucson Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.17       LNR Partners, LLC, as Special Servicer of the AC Marriott Downtown Tucson Mortgage Loan (see Exhibit 35.7)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Pace Gallery HQ Mortgage Loan prior to March 1, 2025 (see Exhibit 35.12)

35.19       Trimont LLC, as Primary Servicer of the Pace Gallery HQ Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.20       K-Star Asset Management LLC, as Special Servicer of the Pace Gallery HQ Mortgage Loan (Omitted. See Explanatory Notes.)

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

99.7         Co-Lender Agreement, dated as of March 6, 2019, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder and Initial Note B-1 Holder and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8 Holder, Initial Note A-9 Holder and Initial Note B-2 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.8       Co-Lender Agreement, dated as of February 27, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.9       Co-Lender Agreement, dated as of April 11, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.10       Co-Lender Agreement, dated as of April 11, 2019, between German American Capital Corporation, as Note A-1 Holder and German American Capital Corporation, as Note A-2 Holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.11       Co-Lender Agreement, dated as of February 11, 2019, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder and JPMorgan Chase Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.12       Co-Lender Agreement, dated as of April 11, 2019, by and between JPMorgan Chase Bank, National Association, as Initial Note A-1 Holder and JPMorgan Chase Bank, National Association, as Initial Note A-2 Holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

99.13       Co-Lender Agreement, dated as of February 14, 2019, between Deutsche Bank AG, New York Branch, as Note A-1 Holder and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K filed on April 11, 2019 under Commission File No. 333-226943-02 and incorporated by reference herein)

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

Date: March 23, 2026

/s/ Matt Smith

Matt Smith, Director

Date: March 23, 2026